Form 10-K
period 2003-12-31
CHASE CREDIT CARD OWNER TRUST 2002-8
filed 2004-03-30
CIK 1205736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

   X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------           SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2003

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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
YES    X                            NO
    -------                           -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K or any amendment to this Form 10-K.   X
                                                                ------

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

         The registrant has no voting or non-voting common equity outstanding as of the date of this report.
         The registrant is a trust that has issued notes.

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

         The aggregate Investor Default Amount for the year ended December 31, 2003 was $68,852,812.00. There were no Investor Charge-offs for the same period. As of December 31, 2003, Accounts designated for the Master Trust having an aggregate balance of $498,868,199.00, or 1.37% of all Receivables, were delinquent 30 - 60 days; Accounts having an aggregate balance of $378,768,146.00, or 1.04% of all Receivables, were delinquent 60 - 90 days; and Accounts having an aggregate balance of $750,570,394.00, or 2.06% of all Receivables, were delinquent 90 days or more.

         The aggregate amount of interest distributions made to the Noteholders for the year ended December 31, 2003 was $15,460,661. No principal distributions were made to the Noteholders.


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

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters

         The registrant has no voting stock or class of common stock outstanding as of the date of this report. The Bank is the beneficial owner of the Trust and the assets of the Trust are represented by the series certificate registered in the name of the Trust. To the knowledge of the registrant, the Notes are traded in the over-the-counter market to a limited extent.

         As of December 31, 2003, all of the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Notes are credited, who may or may not be the beneficial owners of the Notes

         The records provided to the Trust by DTC indicate that as of December 31, 2003, the number of holders of record for each class of Notes issued by the Trust was as follows:

        Class                                   No. of Holders
      ---------                              ------------------
         A                                           21
         B                                           3
         C                                           1

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

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2003, there were the following holders of record with more than 5% of each class of Notes:


--------------------------------------------------------------------------------------------------------------------
Chase Credit Card Owner Trust     Name & Address of Participant                          Original Note      % Class
Series 2002-8                                                                          Principal Balance

--------------------------------------------------------------------------------------------------------------------
Class A                           UBS AG                                              $    251,000,000       27.16%
                                  677 Washington Blvd
                                  Stamford, CT  06901
--------------------------------------------------------------------------------------------------------------------
                                  Citibank Dealer-Tax Exempt Operations               $    140,000,000       15.15%
                                  One Court Square, 45th Floor
                                  L.I.C., NY  11120-0001
--------------------------------------------------------------------------------------------------------------------
                                  JPMorgan Chase Bank                                 $    138,400,000       14.98%
                                  Proxy/Class Actions/Bankruptcy
                                  14201 Dallas Pkwy
                                  Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------------
                                  Citibank, N.A.                                      $    110,500,000       11.96%
                                  3800 Citibank Center B3-15
                                  Tampa, FL  33610
--------------------------------------------------------------------------------------------------------------------
                                  State Street Bank and Trust Company                 $     92,489,000       10.01%
                                  1776 Heritage Dr.
                                  Global Corporate Action Unit JAB 5NW
                                  No. Quincy, MA 02171
--------------------------------------------------------------------------------------------------------------------
                                  The Bank of New York                                $     70,780,000        7.66%
                                  One Wall Street
                                  New York, NY  10286
--------------------------------------------------------------------------------------------------------------------
                                  UBS Securities LLC                                  $     49,000,000        5.30%
                                  677 Washington Blvd.
                                  Stamford CT  06901
--------------------------------------------------------------------------------------------------------------------
Class B                           Bank of Tokyo-Mitsubishi Trust Company              $     52,000,000       67.53%
                                  Trust Operations Dept. Plaza 3
                                  Jersey City, NJ  07311-1904
--------------------------------------------------------------------------------------------------------------------
                                  Sumitomo Trust & Banking Co. (U.S.A.)               $     15,000,000       19.48%
                                  527 Madison Avenue
                                  New York, NY  10022
--------------------------------------------------------------------------------------------------------------------
                                  JPMorgan Chase Bank                                 $     10,000,000       12.99%
                                  Proxy/Class Actions/Bankruptcy
                                  14201 Dallas Pkwy
                                  Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------------
Class C                           Deutsche Bank Trust Company Americas                $     99,000,000      100.00%
                                  648 Grassmere Park Road
                                  Nashville, TN  37211
--------------------------------------------------------------------------------------------------------------------


Item 13. Certain Relationships and Related Transactions None.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K

                  (a) Exhibits.

                  The following documents are filed as part of this Annual Report on Form 10-K.

                  Exhibit Number:    Description:
                  ---------------    ------------------------

                  99.1 Annual Servicer's Certificate of the Master Trust pursuant to Section 3.05 of the Agreement.

                  99.2 Annual Certification of the Administrator for the Owner Trust.

                  99.3 Management Report on Internal Controls of the Master Trust.

                  99.4 Management Report on Internal Controls of the Owner Trust.

                  99.5 Annual Independent Accountants Report of the Master Trust pursuant to Section 3.06 of the Agreement.

                  99.6 Annual Independent Accountants Report of the Owner Trust.

                  99.7 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.



                  (b) Reports on Form 8-K.

                  The following reports were filed on Form 8-K during the last quarter of 2003:


                  Date          Items Reported    Financial Statements
                  -----------   ---------------   -----------------------------
                  09/16/2003    5, 7              Monthly report to Noteholders
                                                  dated 9/15/2003

                  10/17/2003    5, 7              Monthly report to Noteholders
                                                  dated 10/15/2003

                  11/19/2003    5, 7              Monthly report to Noteholders
                                                  dated 11/17/2003

                  12/18/2003    5, 7              Monthly report to Noteholders
                                                  dated 12/15/2003

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 30, 2004


                                         Chase Credit Card Owner Trust 2002-8

                                         by: Chase Manhattan Bank USA, National
                                         Association, as Administrator


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

                                INDEX TO EXHIBITS

                 Exhibit Number:    Description:
                 ---------------    ------------------------

                 99.1 Annual Servicer's Certificate of the Master Trust pursuant to Section 3.05 of the Agreement.

                 99.2 Annual Certification of the Administrator for the Owner Trust.

                 99.3 Management Report on Internal Controls of the Master Trust.

                 99.4 Management Report on Internal Controls of the Owner Trust.

                 99.5 Annual Independent Accountants Report of the Master Trust pursuant to Section 3.06 of the Agreement.

                 99.6 Annual Independent Accountants Report of the Owner Trust.

                 99.7 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.